Form 10-K
period 2005-12-31
LEHMAN ABS CORP COR BK TR CER CORN DEB BK SE 2001-28 CL A-1
filed 2006-03-27
CIK 1145705

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

   For the fiscal year ended December 31, 2005

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
                               (Exact name of registrant as specified in its charter)

                             Delaware                                                  13-3447441
-------------------------------------------------------------------   ---------------------------------------------
  (State or other jurisdiction of incorporation or organization )          (I.R.S. Employer Identification No.)

              745 Seventh Avenue, New York, New York                                    10019
      ------------------------------------------------------               -----------------------------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes / /      No /X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes / /      No /X/

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes / /      No /X/

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

                                    PART I

Item 1.  Business.
------------------
         Not Applicable

Item 1A. Risk Factors.
----------------------
         Not Applicable

Item 1B. Unsolved Staff Comments.
---------------------------------
         Not Applicable.

Item 2.  Properties.
-------------------
         Not Applicable

Item 3.  Legal Proceedings.
---------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
         None

                                    PART II

Item 5.  Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.
--------------------------------------------------------------
     The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
---------------------------------
         Not Applicable

Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operation.
---------------------------------------------
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
         Not Applicable

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------
         Not Applicable

Item 9.  Changes in and Disagreements With Accountants
on Accounting and Financial Disclosure.
---------------------------------------
         None

Item 9A. Controls and Procedures.
--------------------------------
         Not Applicable

Item 9B. Other Information.
--------------------------
         None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------
         Not Applicable

Item 11. Executive Compensation.
--------------------------------

         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Stock Matters.
-----------------------------------------
         Not Applicable

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
         None

Item 14. Principal Accounting Fees and Services.
------------------------------------------------
         Not Applicable

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
-------------------------------------------------
         (a)   The following documents have been filed as part of this report.

               1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:


----------------------------------------------------------------------------- ---------------------- ---------------
                             Trust Description                                Distribution Date      Filed on
----------------------------------------------------------------------------- ---------------------- ---------------
Corporate Backed Trust Certificates, Corning Debenture-Backed Series          03/01/2005             03/11/2005
2001-28 Trust                                                                 09/01/2005             09/14/2005
----------------------------------------------------------------------------- ---------------------- ---------------


               2.   None.

               3.   Exhibits:

                    31.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                    Lehman ABS Corporation, as Depositor for the Trust (the "Registrant")



Dated: March 27, 2006               By:    /s/ CHARLES M. WEAVER
                                       ------------------------------------
                                           Name:   Charles M. Weaver
                                           Title:  Senior Vice President


                                             EXHIBIT INDEX

         -------------------------------------------------------------------------------------------
             Reference
            Number per                   Description of Exhibits                  Exhibit Number
            Item 601 of                                                          in this Form 10-K
           Regulation SK
         -------------------------------------------------------------------------------------------
                          Certification by Senior Vice President of the
              (31.1)      Registrant pursuant to 15 U.S.C. Section 7241, as            31.1
                          adopted pursuant to Section 302 of the Sarbanes-Oxley
                          Act of 2002.
         -------------------------------------------------------------------------------------------
                          Annual Compliance Report by Trustee pursuant to 15
              (31.2)      U.S.C. Section 7241, as adopted pursuant to Section          31.2
                          302 of the Sarbanes-Oxley Act of 2002.
         -------------------------------------------------------------------------------------------
